Form 10-K
period 2003-12-31
BEAR STEARNS DEPOSITOR INC TRUST CERTIFICATE SERIES 2001-2
filed 2004-03-29
CIK 1144503

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

               For the fiscal year ended December 31, 2003

                                      or

          / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURI- TIES EXCHANGE ACT OF 1934

          For the transition period from ________ to ________

                               Commission File Number: 333-58504-02;  001-16547



                          Bear Stearns Depositor Inc.
                                 on behalf of
                Trust Certificates (TRUCs), Series 2001-2 Trust
------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

                             Delaware                                                   13-4164633
-----------------------------------------------------------------    -----------------------------------------
   (State or Other Jurisdiction, Organization or Incorporation)            (I.R.S. Employer Identification No.)


                   383 Madison Avenue, New York, New York                          10179
                  ---------------------------------------------      ----------------------------------
                  (Address of principal executive offices)                      (Zip Code)

         Registrant's telephone number, including area code:  (212) 272-2000



Securities registered pursuant to Section 12(b) of the Act:


Title of Class                                      Name of Registered Exchange
--------------                                      ---------------------------

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

               99.2 - Annual Compliance Report by Trustee.

               99.3 - Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on June 13, 2003, as further described in item 15(b) below, is incorporated herein by reference.

               99.4 - Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on December 10, 2003, as further described in item 15(b) below, is incorporated herein by reference.

          (b) The following reports on Form 8-K were filed during the period covered by this report:

                   Date of Report             Event              Date Filed
                   --------------             -----              ----------

                   June 1, 2003         Distribution Date       June 13, 2003

                 December 1, 2003       Distribution Date     December 10, 2003

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

                             Bear Stearns Depositor Inc., acting on behalf of Trust Certificates (TRUCs), Series 2001-2 Trust





                             By: /s/ Timothy Kelley Millet
                                -------------------------------------
                             Name:    Timothy Kelley Millet
                             Title:   Chief Executive Officer/President
                             Date:    March 26, 2004