Form 10-K
period 2005-12-31
BEAR STEARNS DEPOSITOR INC TRUST CERTIFICATE SERIES 2001-2
filed 2006-03-31
CIK 1144503

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

For the fiscal year ended December 31, 2005

                                      or

  / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURI-
      TIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

                Commission File Number:      333-58504-02


                         Bear Stearns Depositor Inc.,
                                 on behalf of:
                Trust Certificates (TRUCs), Series 2001-2 Trust
  --------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


                             New York                                                   13-7295550
-----------------------------------------------------------------    -----------------------------------------------
  (State or Other Jurisdiction of Incorporation or Organization)           (I.R.S. Employer Identification No.)



             c/o U.S. Bank Trust National Association
                   100 Wall Street, Suite 1600
                        New York, New York                                                10005
          -----------------------------------------------                ---------------------------------------
             (Address of principal executive offices)                                  (Zip Code)


Registrant's telephone number, including area code: (212)-272-9422
                                                    --------------

Securities registered pursuant to Section 12(b) of the Act:


Title of Class                                                             Name of Registered Exchange
--------------                                                             ---------------------------
Trust Certificates (TRUCs), Series 2001-2, Class A-1                     New York Stock Exchange ("NYSE")


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

                                    PART I

Item 1. Business.
----------------
        Not Applicable

Item 1A. Risk Factors.
----------------------
         Not Applicable

Item 1B. Unresolved Staff Comments.
-----------------------------------
         Not Applicable

Item 2.  Properties.
-------------------
         Not Applicable

Item 3.  Legal Proceedings.
--------------------------
         None

Item 4.  Submission of Matters to a Vote of Security Holders.
-------------------------------------------------------------
         None

                                    PART II

Item 5.  Market for Registrant's Common Equity, Related Stockholder
-------------------------------------------------------------------
         Matters and Issuer Purchases of Equity Securities.
         --------------------------------------------------

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

Item 8.  Financial Statements and Supplementary Data.
-----------------------------------------------------
         Not Applicable

Item 9.  Changes in and Disagreements With Accountants on Accounting and
------------------------------------------------------------------------
         Financial Disclosure.
         ---------------------
         None

Item 9A. Controls and Procedures.
---------------------------------
         Not Applicable

Item 9B. Other Information.
---------------------------
         None

                                   PART III

Item 10. Directors and Executive Officers of the Registrant.
------------------------------------------------------------
         Not Applicable

Item 11. Executive Compensation.
--------------------------------
         Not Applicable

Item 12. Security Ownership of Certain Beneficial Owners and Management
-----------------------------------------------------------------------
         and Related Stockholder Matters.
         --------------------------------
         None

Item 13. Certain Relationships and Related Transactions.
--------------------------------------------------------
         None

Item 14. Principal Accounting Fees and Services.
------------------------------------------------
         None

                                    PART IV

Item 15. Exhibits, Financial Statement Schedules.
-------------------------------------------------

         (a)  The following documents have been filed as part of this report.

              1. Trustee's Distribution Statements documented on Form 8-K regarding the distributions from the Trust Certificates (TRUCs), Series 2001-2 Trust to the certificateholders for the period from January 1, 2005 through and including December 31, 2005 have been filed with the Securities and Exchange Commission and are hereby incorporated by reference. Filing dates are listed below:


         ------------------------------------ ------------------------------------- ---------------------------------
         Date of Report                       Event                                 Date Filed
         ------------------------------------ ------------------------------------- ---------------------------------
         June 1, 2005                         Distribution Date                     June 15, 2005
         ------------------------------------ ------------------------------------- ---------------------------------
         December 1, 2005                     Distribution Date                     December 13, 2005
         ------------------------------------ ------------------------------------- ---------------------------------


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

                   99.2 - Annual Compliance Report by Trustee pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

                   99.3 - Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on June 15, 2005, as further described in Item 15(a)(1) above, is incorporated herein by reference.

                   99.4 - Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on December 13, 2005, as further described in Item 15(a)(1) above, is incorporated herein by reference.

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

                    Bear Stearns Depositor Inc., acting on behalf of Trust
                         Certificates (TRUCs), Series 2001-2 Trust


                                    By: /s/ Craig M. Overlander
                                ----------------------------------------
                                    Name: Craig M. Overlander
                                    Title: Chief Executive Officer/President
                                    Date: March 30, 2006


                                      EXHIBIT INDEX

------------------- ---------------------------------------------------- ----------------
 Reference Number                                                         Exhibit Number
 per Item 601 of                  Description of Exhibits                    in this
  Regulation SK                                                             Form 10-K
------------------- ---------------------------------------------------- ----------------
                    Certification by Chief Executive Officer/President
                    of the registrant pursuant to 15 U.S.C. Section
      (99.1)        7241, as adopted pursuant to Section 302 of the           99.1
                    Sarbanes-Oxley Act of 2002.
------------------- ---------------------------------------------------- ----------------
                    Annual Compliance Report by Trustee pursuant to 15
      (99.2)        U.S.C. Section 7241, as adopted pursuant to               99.2
                    Section 302 of the Sarbanes-Oxley Act of 2002.
------------------- ---------------------------------------------------- ----------------
                    Registrant's Current Report on Form 8-K filed with the
                    Securities and Exchange Commission on June 15,
      (99.3)        2005, as further described in Item 15(a)(1) above,        99.3
                    is incorporated herein by reference.
------------------- ---------------------------------------------------- ----------------
                    Registrant's Current Report on Form 8-K filed with
                    the Securities and Exchange Commission on December
      (99.4)        13, 2005, as further described in Item 15(a)(1)           99.4
                    above, is incorporated herein by reference.
------------------- ---------------------------------------------------- ----------------
