Form 10-K
period 2007-12-31
BEAR STEARNS DEPOSITOR INC TRUST CERTIFICATE SERIES 2001-2
filed 2008-03-28
CIK 1144503

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

____

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS
PURSUANT TO SECTIONS 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission File Number:              333-58504-02

Bear Stearns Depositor Inc.,
on behalf of:
Trust Certificates (TRUCs), Series 2001-2 Trust

(Exact name of registrant as specified in its charter)

New York	13-7295550
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

c/o U.S. Bank Trust National Association 100 Wall Street, Suite 1600 New York, New York	10005
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:  (212)-272-9422

Securities registered pursuant to Section 12(b) of the Act:

Title of Class	Name of Registered Exchange
Trust Certificates (TRUCs), Series 2001-2, Class A-1	New York Stock Exchange (“NYSE”)

Securities registered pursuant to Section 12(g) of the Act:   None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

☐ Yes  ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

☐ Yes  ☒ No

Indicate by check mark whether the registrant: (1) Has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to file requirements for the past 90 days.

Yes ☒           No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer ☐         Accelerated filer ☐         Non-accelerated filer ☒        Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐ Yes  ☒ No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter:
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

Introductory Note

The registrant is the depositor under the trust agreement for the TRUCs Certificates referenced above which are listed on the New York Stock Exchange.  The certificates represent interests only in the Trust Certificates (TRUCs), Series 2001-2 Trust and do not represent obligations of or interests in the depositor.  The Underlying Securities for the trust are $29,000,000 principal amount of International Business Machines Corporation 7.125% Debentures due December 1, 2096. Pursuant to staff administrative positions established in Corporate Asset Backed Corporation (available August 9, 1995), registrant is not required to respond to various items of Form 10-K.  Such items are designated herein as “Not Applicable.” Distribution reports detailing receipts and distributions by the trust are filed after each distribution date on Form 8-K in lieu of reports on Form 10-Q.

International Business Machines Corporation (the “Underlying Securities Issuer”) is subject to the information reporting requirements of the Securities Exchange Act of 1934 (the “Exchange Act”).  For information on the Underlying Securities Issuer, refer to the current and periodic reports required to be filed pursuant to the Exchange Act by the Underlying Securities Issuer under its Exchange Act file number, 1-2360. The Securities and Exchange Commission (the “Commission”) maintains a site on the World Wide Web at “http://www.sec.gov” at which users can view and download copies of reports, proxy and information statements and other information filed electronically through the Electronic Data Gathering, Analysis and Retrieval (EDGAR) system. Periodic and current reports and other information required to be filed pursuant to the Exchange Act by the Underlying Securities Issuer may be accessed on this site. Neither Bear Stearns Depositor Inc. nor the Trustee has participated in the preparation of such reporting documents, or made any due diligence investigation with respect to the information provided therein. Neither Bear Stearns Depositor Inc. nor the Trustee has verified the accuracy or completeness of such documents or reports. There can be no assurance that events affecting the Underlying Securities Issuer or the Underlying Securities have not occurred or have not yet been publicly disclosed which would affect the accuracy or completeness of the publicly available documents described above.

PART I

Item 1. Business.
Not Applicable

Item 1A. Risk Factors.

Not Applicable

Item 1B. Unresolved Staff Comments.

None

Item 2.  Properties.
Not Applicable

Item 3.  Legal Proceedings.
None

  Item 4.  Submission of Matters to a Vote of Security Holders.
None

PART II

  Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

The Trust Certificates (TRUCs), Series 2001-2, Class A-1 certificates are represented by one or more physical certificates registered in the name of “Cede & Co.”, the nominee of The Depository Trust Company. The certificates are listed on the New York Stock Exchange.

  Item 6.  Selected Financial Data.
Not Applicable

  Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Not Applicable

  Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
Not Applicable

  Item 8.  Financial Statements and Supplementary Data.
Not Applicable

  Item 9.  Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
None

  Item 9A.  Controls and Procedures.
Not Applicable

  Item 9B.  Other Information.
None

PART III

  Item 10.  Directors and Executive Officers of the Registrant.
Not Applicable

  Item 11.  Executive Compensation.
Not Applicable

  Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
None

  Item 13.  Certain Relationships and Related Transactions.
None

  Item 14.  Principal Accounting Fees and Services.
None

PART IV

  Item 15.  Exhibits, Financial Statement Schedules.

(a)	The following documents have been filed as part of this report.

1.
Trustee’s Distribution Statements documented on Form 8-K regarding the distributions from the Trust Certificates (TRUCs), Series 2001-2 Trust to the certificateholders for the period from January 1, 2007 through and including December 31, 2007 have been filed with the Securities and Exchange Commission and are hereby incorporated by reference.  Filing dates are listed below:

Date of Report	Event	Date Filed
June 1, 2007	Distribution Date	June 12, 2007
December 1, 2007	Distribution Date	December 11, 2007

2.	None.

3.	Exhibits:

31.1 - Rule 13a-14(a)/15d-14(a) (Section 302 Certification).

99.1 - Annual Compliance Report by Trustee.

99.2 - Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 12, 2007, as further described in Item 15(a)(1) above, is incorporated herein by reference.

99.3 - Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 11, 2007, as further described in Item 15(a)(1) above, is incorporated herein by reference.

(b)	See Item 15 (a) above.

(c)	Not Applicable.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Bear Stearns Depositor Inc., acting on behalf of Trust
Certificates (TRUCs), Series 2001-2 Trust

By:  /s/ Craig Overlander
Name: Craig Overlander
Title:   Chief Executive Officer/President
Date:   March 28, 2008

EXHIBIT INDEX

Reference Number per Item 601 of Regulation SK	Description of Exhibits	Exhibit Number in this Form 10-K
(31.1)	Rule 13a-14(a)/15d-14(a) (Section 302 Certification).	31.1
(99.1)	Annual Compliance Report by Trustee.	99.1
(99.2)	Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 12, 2007, as further described in Item 15(a)(1) above, is incorporated herein by reference.	99.2
(99.3)	Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 11, 2007, as further described in Item 15(a)(1) above, is incorporated herein by reference.	99.3