Form 10-K
period 2015-12-31
BEAR STEARNS DEPOSITOR INC TRUST CERTIFICATE SERIES 2001-2
filed 2016-03-16
CIK 1144503

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____

FORM 10‑K
(Mark One)
☒ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015
or
☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
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
☐Yes    ☒  No
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
Introductory Note
The registrant is the depositor under the trust agreement for the TRUCs Certificates referenced above which are listed on the New York Stock Exchange.  The certificates represent interests only in the Trust Certificates (TRUCs), Series 2001-2 Trust and do not represent obligations of or interests in the depositor.  The Underlying Securities for the trust are $500,000 principal amount of International Business Machines Corporation 7.125% Debentures due December 1, 2096. Pursuant to staff administrative positions established in Corporate Asset Backed Corporation (available August 9, 1995), registrant is not required to respond to various items of Form 10-K.  Such items are designated herein as “Not Applicable.” Distribution reports detailing receipts and distributions by the trust are filed after each distribution date on Form 8-K in lieu of reports on Form 10-Q.

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
None
Item 13.  Certain Relationships and Related Transactions, and Director Independence.
None
Item 14.  Principal Accounting Fees and Services.
None
PART IV
Item 15.  Exhibits, Financial Statement Schedules.

(a) The following documents have been filed as part of this report.
1.	Trustee’s Distribution Statements documented on Form 8-K regarding the distributions from the Trust Certificates (TRUCs), Series 2001-2 Trust to the certificateholders for the period from January 1, 2015 through and including December 31, 2015 have been filed with the Securities and Exchange Commission and are hereby incorporated by reference. Filing dates are listed below:

Date of Report	Event	Date Filed
June 1, 2015	Distribution Date	June 8, 2015
December 1, 2015	Distribution Date	December 3, 2015

2.	None.
3.	Exhibits.
31.1 - Rule 13a-14(a)/15d-14(a) (Section 302 Certification).
99.1 - Annual Compliance Report by Trustee.
99.2 - Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 8, 2015, as further described in Item 15(a)(1) above, is incorporated herein by reference.
99.3 - Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 3, 2015, as further described in Item 15(a)(1) above, is incorporated herein by reference.
(b) See Item 15 (a) above.
(c) Not Applicable.

SIGNATURE
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Bear Stearns Depositor Inc., acting on behalf of Trust Certificates (TRUCs), Series 2001-2 Trust

By:	/s/ Anthony J. Horan
	Name:	Anthony J. Horan
	Title:	Chief Executive Officer/President
	Date:	March 15, 2016

EXHIBIT INDEX

Reference Number per Item 601 of Regulation SK	Description of Exhibits	Exhibit Number in this Form 10‑K
(31.1)	Rule 13a-14(a)/15d-14(a) (Section 302 Certification).	31.1
(99.1)	Annual Compliance Report by Trustee.	99.1
(99.2)	Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 8, 2015, as further described in Item 15(a)(1) above, is incorporated herein by reference.	99.2
(99.3)	Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 3, 2015, as further described in Item 15(a)(1) above, is incorporated herein by reference.	99.3

Exhibit 31.1

CERTIFICATION
I,  Anthony J. Horan, certify that:
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

3.
Based on my knowledge, the distribution or servicing information required to be provided to the depositor by the trustee under the pooling and servicing, or similar, agreement for inclusion in these reports is included in these reports; and

4.
I am responsible for reviewing the activities performed by the depositor and the trustee under the trust agreement and based upon my knowledge and the annual compliance review required under that agreement, and except as disclosed in the reports, the depositor and the trustee have each fulfilled its obligations under that agreement.

In giving the certifications above, I have reasonably relied on information provided to me by the following unaffiliated parties: U.S. Bank Trust National Association, as trustee, and its officers and agents.

By:	/s/ Anthony J. Horan
	Name:	Anthony J. Horan
	Title:	Chief Executive Officer/President,
Bear Stearns Depositor Inc.
	Date:	March 15, 2016

Exhibit 99.1

CERTIFICATION
The undersigned, the trustee (the “Trustee”) in respect of the Trust Certificates (TRUCs) Series 2001-2, hereby certifies to Bear Stearns Depositor Inc. as follows:
1.
I have reviewed the annual report on Form 10-K and all reports on Form 8-K filed by U.S. Bank Trust National Association, solely as Trustee for the Trust Certificates (TRUCs) Series 2001-2 Trust and any distribution reports filed in respect of the Trust during the 2015 calendar year;

2.
The information in those reports, taken as a whole, does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading as of the last day of the period covered by the annual report;

3.	The distribution or servicing information required to be provided to the depositor by the Trustee under the trust agreement for inclusion in these reports is included in such reports; and
4.
I am responsible for reviewing the activities performed by the Trustee under the trust agreement and except as disclosed in these reports, the Trustee has fulfilled its obligations under the trust agreement.

U.S. BANK TRUST NATIONAL ASSOCIATION

By:	/s/ David J. Kolibachuk
	Name:	David J. Kolibachuk
	Title:	Vice President,
	Date:	March 15, 2016